Form 10-Q
period 2010-06-30
Darshan Equity Investment, Inc.
filed 2010-08-16
CIK 1466057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53698
____________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock, no par value per share	3,000,000 shares

DARSHAN EQUITY INVESTMENT, INC.

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

DARSHAN EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$2,525	$4,875
Loan from shareholder	15,794	7,424

Total Liabilities	18,319	12,299

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(21,319)	(15,299)
	$(18,319)	$(12,299)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

DARSHAN EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			For the period	Cumulative
	For the three month period	For the six month period	From May 26, 2009 (Inception)	From May 26, 2009 (Inception)
	ended June 30, 2010	ended June 30, 2010	to June 30, 2009	to June 30, 2010

Revenue:	$-	$-	$-	$-

Expenses:
General and Administrative	(2,791)	(6,020)	(3,573)	(21,319)

Net loss	$(2,791)	$(6,020)	$(3,573)	$(21,319)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

DARSHAN EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from	Cumulative from
	For the six month period	May 26, 2009 (Inception)	May 26, 2009 (Inception)
	ended June 30, 2010	To June 30, 2009	To June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,020)	$(3,573)	$(21,319)
Increase (decrease) in accounts payable	(2,350)	1,470	2,525

Net cash used in operating activities	(8,370)	(2,103)	(18,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	8,370	-	15,794
Proceeds from issuance of common stock	-	3,000	3,000

Net cash provided by financing activities	8,370	3,000	18,794

NET INCREASE IN CASH & CASH EQUIVALENTS	-	897	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$897	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
			$-
Taxes paid			$-

The accompanying notes are an integral part of these unaudited financial statements.

DARSHAN EQUITY INVESTMENT, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Darshan Equity Investment, Inc. (the “Company”), a development stage company, was incorporated in Florida on May 26, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 13, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 13, 2010.

NOTE 3 – SHAREHOLDERS’ EQUITY

On May 27, 2009, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000.

On October 9, 2009, Willowhuasca Wellness, Inc., a Florida corporation (the “Seller”), completed the sale of 2,700,000 shares of common stock of the Company, to Narayan Capital Funding Corp. (the “Purchaser”) for an aggregate purchase price of $10,000.  The sale resulted in the transfer of ninety percent (90%) of the issued and outstanding shares of capital stock of the Company to the Purchaser, which resulted in a change in control of the Company.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2010, the Company had no amounts in excess of FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $15,794 as of June 30, 2010.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $18,794 from inception of May 26, 2009 to June 30, 2010 and has an accumulated deficit of $21,319 through June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Six Months Ended June 30, 2010

Revenues. The Company’s revenues for the six months ended June 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $6,020.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the six months ended June 30, 2010 was ($6,020).  The net loss for the six months ended June 30, 2010 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Quarter Ended June 30, 2010

Revenues. The Company’s revenues for the three months ended June 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $2,791. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the three months ended June 30, 2010 was ($2,791).  The net loss for the three months ended June 30, 2010 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from May 26, 2009 (Inception) through June 30, 2009

Revenues. The Company’s revenues for the period May 26, 2009 (inception) through June 30, 2009 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period May 26, 2009 (inception) through June 30, 2009 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period May 26, 2009 (inception) through June 30, 2009 were $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the period May 26, 2009 (inception) through June 30, 2009 were $3,573. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the period May 26, 2009 (inception) through June 30, 2009 was ($3,573).  The net loss for the period May 26, 2009 (inception) through June 30, 2009 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2010, total current assets were $0.

As of June 30, 2010, total current liabilities were $18,319, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(18,319) as of June 30, 2010.

During the period from May 26, 2009 (inception) through June 30, 2010, operating activities used cash of $18,794.  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of June 30, 2010.

Material Commitments

There were no material commitments as of June 30, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of June 30, 2010.

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

       DARSHAN EQUITY INVESTMENT, INC.

DATE:  August 13, 2010                                                                     By: /s/ Robert Papiri
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